Form 10-K
period 2004-12-31
Greenpoint Mortgage Loan Trust 2004-1
filed 2005-03-31
CIK 1304974

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __


                      Commission File Number  333-111379-01

                       GREENWICH CAPITAL ACCEPTANCE, INC.
            (As Depositor under the Pooling and Servicing Agreement,
          Dated as of September 1, 2004, Providing for the Issuance of
                      Greenpoint Mortgage Loan Trust 2004-1
             Mortgage Loan Pass-Through Certificates, Series 2004-1
             (Exact name of registrant as specified in its charter)


       Delaware                                       06-1199884
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

600 Steamboat Road
Greenwich, CT                                              06830
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (203) 625-2700

                         GREENPOINT MORTGAGE LOAN TRUST 2004-1
               Mortgage Loan Pass-Through Certificates, Series 2004-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 12.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.
                                      -2-

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

    Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

    Annual Summary Statement filed as Exhibit 99.1 hereto.

    Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.2 hereto.

    Annual Servicer's Statement as to Compliance, filed as Exhibit 99.3, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

GreenPoint Mortgage Loan Trust 2004-1
Mortgage Loan Pass-Through Certificates, Series 2004-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Greenwich Capital Acceptance, Inc.

                            By: /s/  Robert McGinnis
                                --------------------------------------
                          Name: Robert McGinnis
                         Title: President
                          Date: March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1    Annual Summary Statement

99.2 Annual Independent Accountant's Servicing Report with Management Assertion

99.3    Annual  Servicer's Statement as to Compliance

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                             DEPOSITOR CERTIFICATION

     Re: GreenPoint Mortgage Loan Trust 2004-1, Mortgage Loan Pass-Through Certificates, Series 2004-1 (the "Trust"), issued pursuant to the Trust Agreement, dated as of September 1, 2004 (the "Trust Agreement"), among JPMorgan Chase Bank, N.A. , as trustee (the "Trustee"), and Greenwich Capital Acceptance Inc., as depositor (the "Depositor"), and serviced by GreenPoint Mortgage Funding, Inc., (the "Servicer"), pursuant to the respective servicing agreements (the "Servicing Agreements").

I, Robert McGinnis, certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Trust Agreement and Servicing Agreements, for inclusion in the Reports is included in the Reports;

     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Servicing Agreements, and except as disclosed in the Reports, the Servicers have fulfilled their obligations under the Servicing Agreements; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Trust Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.

            Greenwich Capital Acceptance, Inc.

       By:  /s/ Robert McGinnis
            --------------------------------------
     Name:  Robert McGinnis
    Title:  President

     Date:  March 30, 2005

                                  EXHIBIT 99.1
                            Annual Summary Statement
                                ----------------


---------------------------------------------------------------------------------------------------------------------------------
CUSIP         ORIGINAL                  PAID               PAID         TOTAL PAID      ENDING PRIN     CERT POOL FACTOR
             PRINCIPAL                PRINCIPAL           INTEREST                        BALANCE       (12/31/04 Per 1000)
---------------------------------------------------------------------------------------------------------------------------------

39538VAA8   264,502,000.00        31,702,817.02    4,162,828.52    35,865,645.54    232,799,182.98    880.14148468
39538VAD2     9,247,240.75            39,353.12      205,719.49       245,072.61      9,207,887.63    995.74433920
39538VAE0     7,129,352.33            22,365.47      121,654.89       144,020.36      7,106,986.86    996.86290297
39538VAF7     5,561,316.68            16,588.59       95,787.82       112,376.41      5,544,728.09    997.01714703
39538VAB6   283,068,248.72                 0.00    5,669,865.73     5,669,865.73    283,068,248.72   1000.00000000
39538VAJ9     4,016,373.78             6,989.87       36,243.28        43,233.15      4,009,383.91    998.25965650
39538VAH3     5,278,328.96            14,853.15       77,015.10        91,868.25      5,263,475.81    997.18601282
39538VAG5     4,429,495.60             9,615.95       49,859.67        59,475.62      4,419,879.65    997.82910948
39538VAC4     2,877,145.40               100.00            0.54           100.54      2,877,045.40    999.96524333
N/C105837             0.00                 0.00            0.00             0.00              0.00   1000.00000000
---------------------------------------------------------------------------------------------------------------------------------




                                  EXHIBIT 99.2
                Annual Independent Accountants' Servicing Report
                            with Management Assertion





KPMG LLP
55 Second Street
San Francisco, CA  94105


                        Independent Accountants' Report

The Board of Directors
North Fork Bancorporation Inc.:

We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attest ion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/ KPMG LP
-----------------
March 17, 2005

                                                        GreenPoint Mortgage
                                                        Servicing Division

                              Management's Assertion

March 17, 2005

As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

..    In certain  circumstances,  the mortgage  interest  rate changes on certain
     Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and not aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer

By: /s/ S. A. Ibrahim                   By: /s/ David Petrini
-----------------------                 -----------------------
S. A. Ibrahim                           David Petrini
Chief Executive Officer                 Chief Financial Officer


By: /s/ Mike De Francesco
-------------------------
Mike De Francesco
Senior Vice President - Loan Administration

                                  EXHIBIT 99.3
                  Annual Servicer's Statement as to Compliance

GreenPoint Mortgage

P.O. Box 84013
Columbus, GA  31908-4013
Tel 800.784.5566


March 15, 2005

Mark Hagelin
RBS Greenwich Capital
600 Steamboat Road
Greenwich, CT  06830


     Re: Annual Statement of Compliance for the Servicing Agreements listed on Exhibit A hereto (each as "Agreement) by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentleman:

     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

     1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

     2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.

Very truly yours

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By:  /s/ Michael DeFrancesco
     ------------------------
Name:  Michael DeFrancesco
Title: Senior Vice President
       Loan Administration


                                   Exhibit A

1. GreenPoint 2004-1